Form 10QSB
period 2005-03-31
VOORHEES ACQUISITION CORP
filed 2005-05-18
CIK 1293323

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

  ( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                 For the transition period from ____________ to ___________

                 Commission file number:          000-51045
                                        -----------------------------------

                         VOORHEES ACQUISITION CORP.
---------------------------------------------------------------------------
    (Exact Name of Small Business Issuer as specified in its charter)

           Delaware
---------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification No.)
 incorporation or organization)

                       c/o S.W. Consulting Co., Inc.
                           One Old Country Road
                           Carle Place, NY 11514
---------------------------------------------------------------------------
                 (Address of principal executive offices)

                               (516) 632-7199
---------------------------------------------------------------------------
                         (Issuer's telephone number)


---------------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.  Yes [X]    No [_]

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2005: 11,480,000 shares of common stock, $.0001 par value, as of the date of this Report.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                             As of March 31, 2005
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

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                                                Period from
                                              For the           May 6, 2004
                                           3-Months Ended      (inception) to
                                           March 31, 2005      March 31, 2005
                                           ---------------     ---------------

Revenue                                    $             -     $             -
                                           ---------------     ---------------

General and administrative
 Organization and related expenses                       -               1,948
                                           ---------------     ---------------
Net loss and deficit accumulated during
 development stage                         $             -     $        (1,948)
                                           ===============     ===============

Basic and diluted loss per share           $             -     $        (0.000)
                                           ===============     ===============
Weighted average number of common
 shares outstanding                             11,480,000          11,480,000
                                           ===============     ===============






















  The accompanying notes are an integral part of these financial statements.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                                                Period from
                                              For the           May 6, 2004
                                           3-Months Ended      (inception) to
                                           March 31, 2005      March 31, 2005
                                           ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   $             -     $        (1,948)
Issuance of stock for services rendered                  -               1,148
Increases (Decrease) in accrued expenses                 -                 800
                                           ---------------     ---------------
Net Cash Provided (used) by Operating
 Activities                                              -                   -

CASH FLOWS FROM INVESTING ACTIVITIES                     -                   -
                                           ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES                     -                   -
                                           ---------------     ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                    -                   -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                               -                   -
                                           ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                    $             -     $             -
                                           ===============     ===============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for
 services rendered                         $             -     $         1,148
                                           ===============     ===============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                   $             -     $             -
                                           ===============     ===============
Income taxes                               $             -     $             -
                                           ===============     ===============



  The accompanying notes are an integral part of these financial statements.

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                 (UNAUDITED)


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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2005.

C.  Cash Equivalents

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (UNAUDITED)


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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (UNAUDITED)


change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2005 for purposes of computing fully diluted earnings per share.

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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (UNAUDITED)


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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2005
                                  (UNAUDITED)


alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4 - SHAREHOLDER'S EQUITY

On May 6, 2004, the Board of Directors issued 11,480,000 shares of common stock for $1,148 in services to the founding shareholder of the Company to fund organizational start-up costs.

On February 1, 2005, the Company's then majority shareholder and sole officer and director sold 11,480,000 shares of the Company's common stock to S.W. Consulting Co., Inc., in a private transaction. Such transaction resulted in a change in control of the Company.

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

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

Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.




Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

Plan of Operation

The Company has registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and episodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

We are currently seeking to engage in a merger with or acquisition of a foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to two stockholders, we have not commenced any operational activities.

We will not acquire or merge with any entity which cannot provide audited financial statements at or within a reasonable period of time after closing of the proposed transaction. We are subject to all the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on 10-KSB. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target business, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

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

Our sole officer and director has agreed that he will advance any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances maybe converted to equity. There is no minimum or maximum amount the Officer and Director will advance to us. We will not borrow any funds for the purpose of repaying advances made by such Officer and Director, and we will not borrow any funds to make any payments to our promoters, management or their affiliates or associates.

Results of Operations

Since inception the Company has not conducted any business operations other than filing a registration statement on Form 10-SB and other reports with the Securities and Exchange Commission. For the three months ended March 31, 2005, the Company had no revenues, and incurred expenses of $0.

Liquidity and Capital Resources.

At March 31, 2005, the Company had no cash and no other assets.

STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements may include statements regarding seeking business opportunities, payment of operating expenses, and the like, and are subject to certain risks, uncertainties and assumptions which could cause actual results to differ materially from projections or estimates contained herein. Factors which could cause actual results to differ materially include, among others, unanticipated delays or difficulties in location of a suitable business acquisition candidate, unanticipated or unexpected costs and expenses, competition and changes in market conditions, lack of adequate management personnel and the like. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated or projected. The Company cautions again placing undue reliance on forward-looking statements all of that speak only as of the date made.

Item 3. Controls and Procedures.

Based on his most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, the Company's president and principal financial officer believe the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


                         PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

On February 1, 2005, the Company's then majority shareholder and sole officer and director sold 11,480,000 shares of the Company's common stock to S.W. Consulting Co., Inc., in a private transaction. Such transaction resulted in a change in control of the Company.

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2) Reports on Form 8-K: An 8-K report was filed on February 11, 2005 to report Items 5.01 (Changes in Control of Registrant), 5.02
         (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and 9.01 (Financial Statements and Exhibits).



                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Voorhees Acquisition Corp.


By: /s/ Philip E. Zegarelli
   ----------------------------
   Philip E. Zegarelli
   President


Date: May 18, 2005