Form 10QSB
period 2005-06-30
VOORHEES ACQUISITION CORP
filed 2005-08-18
CIK 1293323

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 000-51045

                            VOORHEES ACQUISITION CORP.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                                  N/A
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)


                         c/o S.W. Consulting Co., Inc.
                            100 Ring Road, Suite 500
                               Garden City Plaza
                             Garden City, NY 11530
                    (Address of Principal Executive Offices)


                                (516) 663-0509
                (Issuer's Telephone Number, Including Area Code)


                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 18, 2005 there were 11,480,000 shares of common stock issued and outstanding, par value $.0001, and no shares of preferred stock are issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                              As of June 30, 2005
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

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                          For the        For the          Period from
                                          3-Months       6-Months         May 6, 2004
                                          Ended          Ended            (inception)
                                          June 30,       June 30,         to June 30,
                                          2005           2005             2005
                                          ------------   ------------     ------------

Revenue                                   $          -   $          -     $          -
                                          ------------   ------------     ------------

General and administrative
 Organization and related expenses                   -              -            1,948
                                          ------------   ------------     ------------
Net loss and deficit accumulated during
 development stage                        $          -   $                $     (1,948)
                                          ============   ============     ============

Basic and diluted loss per share          $          -   $          -     $     (0.000)
                                          ============   ============     ============
Weighted average number of common
 shares outstanding                         11,480,000     11,480,000       11,480,000
                                          ============   ============     ============






















  The accompanying notes are an integral part of these financial statements.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                          For the        For the          Period from
                                          3-Months       6-Months         May 6, 2004
                                          Ended          Ended            (inception)
                                          June 30,       June 30,         to June 30,
                                          2005           2005             2005
                                          ------------   ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $          -   $          -     $     (1,948)
Issuance of stock for services rendered              -              -            1,148
Increases (Decrease) in accrued expenses             -              -              800
                                          ------------   ------------     ------------
Net Cash Provided (used) by Operating
 Activities                                          -              -                -

CASH FLOWS FROM INVESTING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                -              -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -              -                -
                                          ------------   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $          -   $          -     $          -
                                          ============   ============     ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for
 services rendered                        $          -   $          -     $      1,148
                                          ============   ============     ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                  $          -   $          -     $          -
                                          ============   ============     ============
Income taxes                              $          -   $          -     $          -
                                          ============   ============     ============



  The accompanying notes are an integral part of these financial statements.

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)


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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended June 30, 2005.

C.  Cash Equivalents

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)



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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)



change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at June 30, 2005 for purposes of computing fully diluted earnings per share.

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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)



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

                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2005
                                  (UNAUDITED)



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

The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving a public offering."

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


Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion contains certain forward-looking statements that are subject to business and economic risks and uncertainties, and the Company's actual results could differ materially from those forward-looking statements. The following discussion regarding the financial statements of the Company should be read in conjunction with the financial statements and notes thereto.

BACKGROUND OF THE COMPANY

Voorhees Acquisition Corp. (the "Company") was organized under the Laws of the State of Delaware, on May 6, 2004, as a blank check or shell company whose primary purpose is to engage in a merger with, or acquisition of one or a small number of private firms. Such firms are expected to be private corporations, partnerships or sole proprietorships. From inception through the present time, the primary activity of the Company has been directed towards organizational efforts, compliance matters and locating potential merger candidates.

The Company is still a "blank check" or "shell" company. At present, the Company has no business opportunities under contemplation for acquisitions.

GENERAL OVERVIEW

The Company's activities since inception have been limited to organizational matters, compliance efforts and locating potential merger candidates, and the Company has not engaged in any operating activity since its inception.

The Company has registered its Common Stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the Exchange
Act) and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.

The Company was formed to engage in a merger with or acquisition of an unidentified foreign or domestic private company which desires to become a reporting (public) company whose securities are qualified for trading in the United States secondary market. The Company meets the definition of a blank check company contained in Section 7(b)(3) of the Securities Act of 1933, as amended.

Management believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities which may be attractive to foreign and domestic private companies.

These benefits are commonly thought to include (1) the ability to use registered securities to make acquisition of assets or businesses; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) shareholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through options for stock for which there is a public market; (8) enhanced corporate image; and, (9) a presence in the United States capital market.

A private company which may be interested in a business combination with the Company may include (1) a Company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its Common Stock than would occur normally upon an underwriting;
(4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan; and, (7) a company seeking one or more of the other benefits believed to attach to a public company.

The Company is authorized to enter into a definitive agreement with a wide variety of private businesses without limitation as to their industry or revenues. It is not possible at this time to predict with which private company, if any, the Company will enter into a definitive agreement or what will be the industry, operating history, revenues, future prospects or other characteristics of that company.

As of the date hereof, management has not made any final decision concerning, and has not entered into any agreements for, a business combination. When any such agreement is reached or other material fact occurs, the Company will file notice of such agreement or fact with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

There is no trading market for our common stock and no market may ever exist for the Company's common stock. The Company plans to apply for a corporate CUSIP # for its securities and to assist broker-dealers in complying with Rule 15c2-11 of the Securities Exchange Act of 1934, as amended, so that such brokers can trade the Company's common stock in the Over-The-Counter Electronic Bulletin Board (the "OTC Bulletin Board"). There can be no assurance to investors that any broker-dealer will actually file the materials required in order for such OTC Bulletin Board trading to proceed.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

GOING CONCERN

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of us as a going concern. Our lack of cash is inadequate to pay all of the costs associated with our operations. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should we be unable to continue existence.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    1)  Exhibits:

        31.1 Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002.

        32.1 Certification Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

     2)  Reports on Form 8-K:  None.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   VOORHEES ACQUISITION CORP.


Dated: August 18, 2005                             By: /s/ Philip E. Zegarelli
                                                       -------------------------
                                                       Philip E. Zegarelli
                                                       President