Form 10QSB
period 2005-09-30
VOORHEES ACQUISITION CORP
filed 2005-11-09
CIK 1293323

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X]      Quarterly report under Section 13 or 15(d) of the Securities
                  Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
       -------------------------------------------------

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 000-51045
                                                ---------

                            VOORHEES ACQUISITION CORP.
                            --------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

          DELAWARE                                                  N/A
          --------                                                  ---
(State or Other Jurisdiction of                                 (IRS Employer
Incorporation or Organization)                               Identification No.)

                         c/o S.W. Consulting Co., Inc.
                        100 Garden City Plaza, Suite 500
                          Garden City, New York 11530
                          ---------------------------
                    (Address of Principal Executive Offices)

                                (516) 663-0509
                                --------------
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
                                       ---
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

                                 Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2005 there were 11,480,000 shares of common stock issued and outstanding, par value $.0001, and no shares of preferred stock are issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-
QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial
Statements fairly present the financial condition of the Registrant.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                            As of September 30, 2005
                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS:
 Cash                                                                $      -
                                                                     --------

TOTAL ASSETS                                                         $      -
                                                                     ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accrued expenses                                                $    871
                                                                     --------
     Total Current Liabilities                                            871
                                                                     --------

 Total Liabilities                                                   $    871

STOCKHOLDERS' EQUITY:
Preferred Stock at $0.0001 par value; authorized
 20,000,000 shares; no shares issued and
 outstanding                                                                -
Common stock at $0.0001 par value; authorized
 100,000,000 shares; 11,480,000 shares issued
 and outstanding                                                        1,148
 Accumulated deficit                                                   (2,019)
                                                                     --------

     Total Stockholders' Equity                                          (871)
                                                                     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      -
                                                                     ========

  The accompanying notes are an integral part of these financial statements.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)

                                          For the         For the         For the          Period from
                                          3-Months        3-Months        9-Months         May 6, 2004
                                          Ended           Ended           Ended            (inception)
                                          September       September       September        to September
                                          30, 2005        30, 2004        30, 2005         30, 2005
                                          ------------    ------------    ------------     ------------

Revenue                                   $          -    $          -    $          -     $          -
                                          ------------    ------------    ------------     ------------

General and administrative

 Organization and related expenses                  71           1,948              71            2,019
                                          ------------    ------------    ------------     ------------

Net loss and deficit accumulated during
 development stage                        $        (71)         (1,948)   $        (71)    $     (2,019)
                                          ============    ============    ============     ============

Basic and diluted loss per share          $     (0.000)   $     (0.000)   $     (0.000)    $     (0.000)
                                          ============    ============    ============     ============
Weighted average number of common
 shares outstanding                         11,480,000      11,480,000      11,480,000       11,480,000
                                          ============    ============    ============     ============

  The accompanying notes are an integral part of these financial statements.

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)

                                          For the         For the         For the          Period from
                                          3-Months        3-Months        9-Months         May 6, 2004
                                          Ended           Ended           Ended            (inception)
                                          September       September       September        to September
                                          30, 2005        30, 2004        30, 2005         30, 2005
                                          ------------    ------------    ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $        (71)   $     (1,948)   $        (71)    $     (2,019)
Issuance of stock for services rendered              -           1,148               -            1,148
Increases (Decrease) in accrued expenses            71             800              71              871
                                          ------------    ------------    ------------     ------------
Net Cash Provided (used) by Operating
 Activities                                          -               -               -                -

CASH FLOWS FROM INVESTING ACTIVITIES                 -               -               -                -
                                          ------------    ------------    ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -               -               -                -
                                          ------------    ------------    ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                -               -               -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -               -               -                -
                                          ------------    ------------    ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $          -    $          -    $          -     $          -
                                          ============    ============    ============     ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for
 services rendered                        $          -    $      1,148    $          -     $      1,148
                                          ============    ============    ============     ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                  $          -    $          -    $          -     $          -
                                          ============    ============    ============     ============
Income taxes                              $          -    $          -    $          -     $          -
                                          ============    ============    ============     ============

  The accompanying notes are an integral part of these financial statements.

                           VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2005
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
Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under
Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended September
30, 2005.

C.  Cash Equivalents

                           VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2005
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
                              SEPTEMBER 30, 2005
                                  (UNAUDITED)

change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at September 30, 2005 for purposes of computing fully diluted earnings per share.

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

The FASB recently issued Statement of Financial Accounting Standards No. 146,
"Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS
146"). SFAS 146 nullifies the Emerging Issues Task Force ("EITF") Issue No. 94-
3, Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity.  SFAS 146 requires that a liability associated with an exit or disposal activity be recognized when the liability is incurred while
EITF Issue No. 94-3 recognized such liability at such time that an entity committed to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002 with early application encouraged.

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
                              SEPTEMBER 30, 2005
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
                              SEPTEMBER 30, 2005
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

LIQUIDITY AND OPERATIONAL RESULTS

The Company has no current operating history and does not have any revenues or earnings from operations. The Company has no assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss that will increase continuously until the Company can consummate a business combination with a profitable business opportunity. There is no assurance that we can identify such a business opportunity and consummate such a business combination.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, the Company had no cash and no other assets.

ACCOUNTING FOR BUSINESS COMBINATION

In July 2001, the Financial Accounting Standards Board issued Statement of
Financial Accounting Standards "SFAS" No. 141, "Business Combinations" and SFAS
No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified an recognized apart from goodwill. SFAS No. 142 requires the use of a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-
amortization approach, goodwill and certain intangibles is more than its fair value. Goodwill is the excess of the acquisition costs of the acquired entity over the fair value of the identifiable net assets acquired. The Company is required to test goodwill and intangible assets that are determined to have an indefinite life for impairments at least annually. The provisions of SFAS No.
142 require the completion of an annual impairment test with any impairment recognized in current earnings. The provisions of SFAS No. 141 and SFAS No. 142 may be applicable to any business combination that we may enter into in the future.

We have also been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded.
For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

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

                                         VOORHEES ACQUISITION CORP.

Dated: November 8, 2005              By: /s/ Philip E. Zegarelli
                                         -------------------------------------
                                         Philip E. Zegarelli
                                         President

EXHIBIT 31.1

                                 CERTIFICATION

I, Philip E. Zegarelli, certify that:

1.    I have reviewed this report on Form 10-QSB of Voorhees Acquisition Corp.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this quarterly report;

4.    I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b. Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5.    I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Dated: November 8, 2005

/s/ Philip E. Zegarelli
-------------------------------------
By: Philip E. Zegarelli
Title: President, CEO and CFO

EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

            In connection with the quarterly report of Voorhees Acquisition
Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2005
As filed with the Securities and Exchange Commission on November 8, 2005
(the "Report"), I, Philip E. Zegarelli, Chief Executive Officer and Chief
Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

         (1)      The Report fully complies with the requirements of section
                  13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2)      The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Philip E. Zegarelli
-------------------------------------
By: Philip E. Zegarelli
Title: Chief Executive Officer and
Chief Financial Officer
Dated: November 8, 2005