Form 10KSB
period 2005-12-31
VOORHEES ACQUISITION CORP
filed 2006-01-27
CIK 1293323

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED:     DECEMBER 31, 2005
                       COMMISSION FILE NUMBER:   000-51045


                          VOORHEES ACQUISITION CORP.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   Not applicable
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization


                         c/o S.W. Consulting Co., Inc.
                       100 Garden City Plaza, Suite 500
                          Garden City, New York 11530
               -------------------------------------------------
               (Address of principal executive office)(Zip Code)

                                (516) 663-0509
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act.  Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: 0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: None

The number of shares of common stock, $0.0001 par value, outstanding on December 31, 2005, was 11,480,000 shares of common stock.

Transitional Small Business Disclosure format (Check one): Yes [ ]   No [x]


                                    PART I

ITEM 1  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

        Voorhees Acquisition Corp. (referred to herein as the "Company" or the "Issuer") was incorporated in the State of Delaware on May 6, 2004. Until February 1, 2005, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of February 1, 2005 to SW Consulting Co., Inc. As of the date of this report, SW Consulting Co., Inc. is the sole stockholder of the Company.

BUSINESS OF ISSUER

        The Company was formed as a blank check company for the purpose of seeking to complete a merger or business acquisition transaction. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of significant amount of assets not in the ordinary course of business.

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

        The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

        - the available technical, financial and managerial resources;
        - working capital and other financial requirements; history of operations, if any;
        - prospects for the future;
        - nature of present and expected competition;
        - the quality and experience of management services which may be available and the depth of that management;
        - the potential for further research, development, or exploration;
        - specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
        - the potential for growth or expansion;
        - the potential for profit;
        - the perceived public recognition or acceptance of products, services, or trades; name identification and;
        - other relevant factors.

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

ITEM 2  DESCRIPTION OF PROPERTY

        We have no properties and at this time have no agreements to acquire any properties. We currently use the office of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.

ITEM 3  LEGAL PROCEEDINGS

        There is no litigation pending or threatened by or against us.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        In the first quarter of 2005, the following matters were submitted to the Company's security holders:

        In connection with the sale of all of the issued and outstanding stock of the Company, on February 1, 2005, the Company's stockholders elected Mr. Phillip E. Zegarelli as the Company's sole officer and director, pursuant to a unanimous written consent. Mr. William Tay, formerly the Company's sole officer and director, resigned on February 10, 2005.



                                    PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

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

        During the past three years, we have issued securities which were not registered as follows:

DATE           NAME           NUMBER OF SHARES    CONSIDERATION
----           ----           ----------------    -------------
May 6, 2004    William Tay    11,480,000          $1,148 (1)

_____________
(1) Shares issued to Mr. Tay were in return for services provided to the Company by Mr. Tay, in lieu of cash. With respect to the stock issued to Mr. Tay, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder. No shares of this offering were offered to any other person or entity. The manner of the solicitation was done internally due to the fact that at that time Mr. Tay was the controlling person of the Company. All information pertaining to the Company was available to Mr. Tay due to the positions held by him in the Company. On February 10, 2005, Mr. Tay sold his 11,480,000 shares to SW Consulting Co., Inc., pursuant to a Share Purchase Agreement dated as of February 1, 2005 between SW Consulting Co., Inc. and Mr. Tay. No underwriting discounts, commissions, finder's fees or other expenses were paid in connection with this sale of stock.

HOLDERS

        All of the Company's equity is held by one holder, SW Consulting Co., Inc.

DIVIDENDS

        The Company has never declared or paid dividends. There are currently no restrictions which limit the ability of the Company to pay dividends in the future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

        The Company has never paid compensation to any officer or director, and does not have any compensation plans, involving the issuance of securities or otherwise.

ITEM 6  PLAN OF OPERATION

        The Company's purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived advantages of a Securities Exchange Act of 1934 registered corporation. The Company was incorporated on May 6, 2004, and until February 1, 2005, the sole stockholder, director and officer of the Company was William Tay. All of the Company's outstanding stock was sold by Mr. Tay as of February 1, 2005 to SW Consulting Co., Inc. As of the date of this report, SW Consulting Co., Inc. is the sole stockholder of the Company.

        The Company is currently seeking to engage in a merger with or acquisition of an unidentified foreign or domestic company which desires to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market. We meet the definition of a "blank check" company contained in Section (7)(b)(3) of the Securities Act of 1933, as amended. We have been in the developmental stage since inception and have no operations to date. Other than issuing shares to our sole stockholder, we have not commenced any operational activities.

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

        We have, and will continue to have, no capital with which to provide the owners of business opportunities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a company with securities registered pursuant to Rule 12(g) of the Exchange Act. Our officer and director have not conducted market research and is not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

MANAGEMENT

        The Company is in the development stage and currently has no full-time employees. Since February 1, 2005, Mr. Phillip E. Zegarelli, the Company's President, Treasurer and Secretary, has been the Company's sole officer. All references herein to management of the Company are to Mr. Zegarelli.

OFF BALANCE ARRANGEMENTS

        The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

FORWARD-LOOKING STATEMENTS

        The foregoing discussion, as well as the other sections of this Annual Report on Form 10-KSB, contains forward-looking statements that reflect the Company's current views with respect to future events and financial results. Forward-looking statements usually include the verbs "anticipates," "believes," "estimates," "expects," "intends," "plans," "projects," "understands" and other verbs suggesting uncertainty. The Company reminds stockholders that forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statements.

ITEM 7  FINANCIAL STATEMENTS

        The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

                          VOORHEES ACQUISITION CORP.

                            A DELAWARE CORPORATION


                         (A DEVELOPMENT STAGE COMPANY)





                        UNAUDITED FINANCIAL STATEMENTS


                            AS OF DECEMBER 31, 2005

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                               December 31, 2005
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

                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)


                                                                               Period from
                                             For the          For the          May 6, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------
Revenue                                   $             -   $             -   $            -
                                          ---------------   ---------------   --------------

General and administrative
 Organization and related expenses                     71             1,948            2,019
                                          ---------------   ---------------   --------------
Net loss and deficit accumulated during
 development stage                        $           (71)  $        (1,948)  $       (2,019)
                                          ===============   ===============   ==============

Basic and diluted loss per share          $        (0.000)  $        (0.000)  $       (0.000)
                                          ===============   ===============   ==============
Weighted average number of common
 shares outstanding                            11,480,000        11,480,000       11,480,000
                                          ===============   ===============   ==============


The accompanying notes are an integral part of these financial statements.


                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)


                                                                               Period from
                                             For the          For the          May 6, 2004
                                            Year Ended       Year Ended      (inception) to
                                            December 31,     December 31,      December 31,
                                               2005              2004              2005
                                          ---------------   ---------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $           (71)  $        (1,948)  $       (2,019)
Issuance of stock for services rendered                 -             1,148            1,148
Increases (Decrease) in accrued expenses               71               800              871
                                          ---------------   ---------------   --------------
Net Cash Provided (used) by Operating
  Activities                                            -                 -                -

CASH FLOWS FROM INVESTING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES                    -                 -                -
                                          ---------------   ---------------   --------------
INCREASE IN CASH AND CASH EQUIVALENTS                   -                 -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                              -                 -                -
                                          ---------------   ---------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD$             -   $             -   $            -
                                          ===============   ===============   ==============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for services
 rendered                                               -   $         1,148   $        1,148
                                          ===============   ===============   ==============

SUPPLEMENTAL SCHEDULE OF CASH FLOW
 ACTIVITIES:
Cash Paid For:
Interest                                  $             -   $             -   $            -
                                          ===============   ===============   ==============
Income taxes                              $             -   $             -   $            -
                                          ===============   ===============   ==============



The accompanying notes are an integral part of these financial statements.



                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                       Statement of Stockholders' Equity
                  For The Period From May 6, 2004 (Inception)
                             To December 31, 2005
                                  (Unaudited)

                                    Common Stock
                              -------------------------   Additional                   Total
                               Numbers of                  paid-in     Accumulated  Stockholders'
                                 Shares       Amount       capital       Deficit       Equity
                              ------------  -----------   -----------   ---------   -------------
May 6, 2004 (inception)
Shares issued for services      11,480,000  $     1,148   $         -   $       -   $       1,148

Net loss for the years ended:
December 31, 2004                        -            -             -      (1,948)         (1,948)
December 31, 2005                        -            -             -         (71)            (71)
                              ------------  -----------   -----------   ---------   -------------
Balance, December 31, 2005      11,480,000  $     1,148   $         0   $  (2,019)  $        (871)
                              ============  ===========   ===========   =========   =============



The accompanying notes are an integral part of these financial statements.



                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 2005
                                  (UNAUDITED)


NOTE 1  ORGANIZATION

        Voorhees Acquisition Corp. (the "Company") was incorporated under the laws of the State of Delaware on May 6, 2004 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

B.  Income Taxes

        The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

C.  Cash Equivalents

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

        Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures. Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

        Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at December 31, 2005 for purposes of computing fully diluted earnings per share.

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

NOTE 3  GOING CONCERN

        The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern that contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established any source of revenue to cover its operating costs. The Company will engage in very limited activities without incurring any liabilities that must be satisfied in cash until a source of funding is secured. The Company will offer noncash consideration and seek equity lines as a means of financing its operations. If the Company is unable to obtain revenue producing contracts or financing or if the revenue or financing it does obtain is insufficient to cover any operating losses it may incur, it may substantially curtail or terminate its operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders.

NOTE 4  SHAREHOLDER'S EQUITY

        On May 6, 2004, the Board of Directors issued 11,480,000 shares of common stock for $1,148 in services to the founding shareholder of the Company to fund organizational start-up costs.

Common Stock

        The holders of the Company's common stock:

        - Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;
        - Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;
        - Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and
        - Are entitled to one non-cumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

        The Company has authorized, but not issued, 20,000,000 shares of preferred stock at $.0001 per share. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the shareholders.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 8B. OTHER INFORMATION

None.


                                   PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our Director and Officer is as follows:

NAME                     TITLE
----                     -----
Philip E. Zegarelli      President, Secretary, Treasurer and Director

WORK EXPERIENCE

Philip E. Zegarelli, Director, President, CEO/CFO, Secretary and Treasurer

        Mr. Zegarelli has served as the Company's director, president, and secretary since February 1, 2005, and will serve on the board until the next annual shareholders' meeting of the Company or until a successor is elected. There are no agreements or understandings for the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

        Set forth below is the name of the sole director and officer of the Company, all positions and offices with the Company held, the period during which he has served as such, and his business experience during at least the last five years:

        Philip E. Zegarelli has been the sole officer and director of the Company since February 1, 2005. Mr. Zegarelli is also the President, CFO, EVP and a Director of SW Consulting Co., Inc., the Company's sole shareholder. Among other business activities, Mr. Zegarelli is also the Chief Executive Officer of E-HomeCredit Corp., a New York State licensed mortgage bank located in Carle Place, New York.

        Mr. Zegarelli has not involved in any legal proceedings as described in
Item 401 of Regulation S-B.

Notes:

(1) Philip E. Zegarelli is the Company's sole officer and director.

(2) Philip E. Zegarelli is not an officer or director of any other company with a class of securities registered under Section 12 of the Exchange Act or subject to the requirements of Section 15(d) thereof.

CONFLICTS OF INTEREST

        The Company's proposed business raises potential conflicts of interest between the Company and Philip E. Zegarelli, the Company's sole officer and director. Mr. Zegarelli has other business interests to which he currently devotes attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company. Mr. Zegarelli intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Zegarelli would not attend to other matters prior to those of the Company. Mr. Zegarelli estimates that the business plan of the Company can be implemented in theory by devoting approximately 15 to 20 hours per month over the course of several months but such figure cannot be stated with precision.

        The terms of business combination may include such terms as Mr. Zegarelli remaining a director or officer of the Company and/or the continuing work of the Company being handled by Mr. Zegarelli as a director. The terms of a business combination may provide for a payment by cash or otherwise to Mr. Zegarelli for the purchase or retirement of all or part of his common stock of the Company by a target company. Mr. Zegarelli would directly benefit from such payment. Such benefits may influence Mr. Zegarelli's choice of a target company.

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

AUDIT COMMITTEE AND FINANCIAL EXPERT

        We do not have an Audit Committee, Mr. Zegarelli, our sole director, performs some of the same functions of an Audit Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

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

NOMINATING COMMITTEE

        We do not have a Nominating Committee or Nominating Committee Charter. Philip E. Zegarelli, our sole director, performs some of the functions associated with a Nominating Committee. We have elected not to have a Nominating Committee in that we are a development stage company with limited operations and resources.

ITEM 10 EXECUTIVE COMPENSATION

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

COMPENSATION COMMITTEE

        We do not have a formal Compensation Committee. Mr. Philip E. Zegarelli, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31, 2005. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock,
(ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

                                             SHARES         PERCENT
                                          BENEFICIALLY      OF CLASS
NAME AND ADDRESS OF BENEFICIAL OWNER        OWNED(1)       OUTSTANDING

S.W. CONSULTING CO., INC. (2)              11,480,000         100%
ONE OLD COUNTRY ROAD
CARLE PLACE, NY 11514

SARA WARNER (3)                            11,480,000         100%
ONE OLD COUNTRY ROAD
CARLE PLACE, NY 11514

PHILIP E. ZEGARELLI (4)                             0           0%
ONE OLD COUNTRY ROAD
CARLE PLACE, NY 11514
(SOLE OFFICER/DIRECTOR OF THE COMPANY)

ALL EXECUTIVE OFFICERS AND
DIRECTORS AS A GROUP (1 PERSON)                     0           0%

______________

1.  Based on 11,480,000 shares of Common Stock outstanding  as  of December 31,
    2005.
2. The controlling shareholder of SW Consulting Co. Inc. is Sara Warner who is also the Chief Executive Officer and Director of SW Consulting Co., Inc.
3. As the controlling shareholder, Chief Executive Officer and Director of SW Consulting Co., Inc., Sara Warner is deemed to be the beneficial owner of the common stock of the Company owned by SW Consulting Co., Inc.
4.  Phillip E. Zegarelli is the sole officer and director of the Company.

        A business combination will, in all likelihood, result in stockholders of the target business obtaining a controlling interest in the Company. Any such business combination may require management of the Company to sell, transfer or cancel all or a portion of the Company's stock held by management, or cause Mr. Zegarelli to resign or be removed as an officer and/or director and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On May 6, 2004 (inception), the Company issued 11,480,000 restricted shares of its common stock to Mr. Tay in exchange for his services in developing our business concept and plan, who at that time was the president and sole director of the Company. See Item 4, "Recent Sales of Unregistered Securities." With respect to the sales made to Mr. Tay, the Company relied upon
Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Rule 506 promulgated thereunder. Such security holder cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act. On February 10, 2005, Mr. Tay sold his 11,480,000 shares to SW Consulting Co., Inc., pursuant to a Share Purchase Agreement dated as of February 1, 2005 between SW Consulting Co., Inc. and Mr. Tay.

        The Company currently uses the mailing address provided by SW Consulting Co., Inc., for which the Company pays no rent, and for which SW Consulting Co., Inc. has agreed to continue this arrangement until the Company completes a business combination. See "Item 3. Description of Property."

ATTESTATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER AS TO OUR INTERNAL
CONTROLS

        Our President/Chief Financial Officer, Phillip E. Zegarelli, has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are adequate at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

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

31.1**    Certification Pursuant  to  Section  302 of the Sarbanes-Oxley Act of
2002

32.1**    Certification Pursuant to Section 906  of  the  Sarbanes-Oxley Act of
2002

______________________
* Previously filed
** Filed herewith

(b) There were no Form 8-Ks filed by the Company during the year ended December 31, 2005.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

                         2005
(1) Audit Fees           None
(2) Audit Related Fees   None
(3) Tax Fees             None
(4) All Other Fees       None

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

VOORHEES ACQUISITION CORP.



By: /s/ Phillip E. Zegarelli
-----------------------------------
Phillip E. Zegarelli, President

Dated:  January 26, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                        OFFICE                             DATE
----                        ------                             ----
                            President, Secretary, Treasurer,   January 26, 2006
/s/ Phillip E. Zegarelli    Chief Accounting Officer, and
--------------------------- Director
Phillip E. Zegarelli

          CERTIFICATION PURSUANT TO SECTION 302 OF SARBANES-OXLEY ACT


EXHIBIT 31.1

                                 CERTIFICATION

I, Phillip E. Zegarelli, certify that:

       1. I have reviewed this report on Form 10-KSB of Voorhees Acquisition Corp.;

       2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

       3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this annual report;

       4. I am the sole officer and director and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

             a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

             b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

             c. Evaluated the effectiveness of the small business issuer disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

             d. Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

       1. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: January 26, 2006



/s/ Phillip E. Zegarelli
-----------------------------------
Phillip E. Zegarelli
President and
Chief Accounting Officer



          CERTIFICATION PURSUANT TO SECTION 906 OF SARBANES-OXLEY ACT

EXHIBIT 32.1

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Voorhees Acquisition Corp. (the "Company") on Form 10-KSB for the period ended December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Phillip E. Zegarelli, President and Chief Accounting Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Phillip E. Zegarelli
-----------------------------------
Phillip E. Zegarelli
President and Chief Accounting Officer
January 26, 2006