Form 10KSB/A
period 2005-12-31
VOORHEES ACQUISITION CORP
filed 2006-03-24
CIK 1293323

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-KSB/A

                                Amendment No. 1

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

ITEM 7  FINANCIAL STATEMENTS

We are currently in the process of having the audit completed for the Company.

It is estimated that the audit will be completed April 18, 2006 and we should be in a position to file the Form 10KSB/A for the year ended December 31, 2005 by the end of April 2006.

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

ATTESTATION OF PRESIDENT AND CHIEF FINANCIAL OFFICER AS TO OUR INTERNAL
CONTROLS

        Our President/Chief Financial Officer, Phillip E. Zegarelli, has evaluated the effectiveness of our internal controls and has found that based on these evaluations and the current status of the Company's operations that our internal controls are effective at this time. Further, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of his evaluations.

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