Form 10QSB
period 2006-03-31
VOORHEES ACQUISITION CORP
filed 2006-05-05
CIK 1293323

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).     Yes  [X]   No [ ]

                  APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2006 there were 11,480,000 shares of common stock issued and outstanding, par value $.0001, and no shares of preferred stock are issued and outstanding.



                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                                 Balance Sheet
                             As of March 31, 2006
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






                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Operations
                                  (Unaudited)



                                          For the        For the          Period from
                                          3-Months       3-Months         May 6, 2004
                                          Ended          Ended            (inception)
                                          March 31,      March 31,        to March 31,
                                          2006           2005             2006
                                          ------------   ------------     ------------
Revenue                                   $          -   $          -     $          -
                                          ------------   ------------     ------------

General and administrative
 Organization and related expenses                   -              -            1,948
                                          ------------   ------------     ------------
Net loss and deficit accumulated during
 development stage                        $          -   $                $     (1,948)
                                          ============   ============     ============

Basic and diluted loss per share          $          -   $          -     $     (0.000)
                                          ============   ============     ============
Weighted average number of common
 shares outstanding                         11,480,000     11,480,000       11,480,000
                                          ============   ============     ============




  The accompanying notes are an integral part of these financial statements.





                           VOORHEES ACQUISITION CORP.
                         (A Development Stage Company)
                            Statement of Cash Flows
                                  (Unaudited)



                                          For the        For the          Period from
                                          3-Months       3-Months         May 6, 2004
                                          Ended          Ended            (inception)
                                          March 31,      March 31,        to March 31,
                                          2006           2005             2006
                                          ------------   ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                  $          -   $          -     $     (1,948)
Issuance of stock for services rendered              -              -            1,148
Increases (Decrease) in accrued expenses             -              -              800
                                          ------------   ------------     ------------
Net Cash Provided (used) by Operating
 Activities                                          -              -                -

CASH FLOWS FROM INVESTING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES                 -              -                -
                                          ------------   ------------     ------------
INCREASE IN CASH AND CASH EQUIVALENTS                -              -                -

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                           -              -                -
                                          ------------   ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF
 PERIOD                                   $          -   $          -     $          -
                                          ============   ============     ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for
 services rendered                        $          -   $          -     $      1,148
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





                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                  (UNAUDITED)


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

B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended March 31, 2006.

C.  Cash Equivalents



                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                  (UNAUDITED)

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





                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                  (UNAUDITED)



change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock splits. There are no dilutive securities at March 31, 2006 for purposes of computing fully diluted earnings per share.

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





                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                  (UNAUDITED)



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




                          VOORHEES ACQUISITION CORP.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 2006
                                  (UNAUDITED)



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


                                        VOORHEES ACQUISITION CORP.


Dated: May 4, 2006                      By: /s/ Philip E. Zegarelli
                                        ----------------------------------
                                        Philip E. Zegarelli
                                        President